Form 10KSB
period 1996-10-31
LUNDELL TECHNOLOGIES INC
filed 1997-05-01
CIK 106105

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       for the year ended October 31, 1996

                                                        Commission file # 1-6496

                           LUNDELL TECHNOLOGIES, INC.
                           --------------------------
                  Name of small business issuer in its charter


State of Washington                          91-0413022
-------------------                          ----------
State of Incorporation                       I.R.S. Employer Identification No.

                                45 Orchard Street
                            Manhasset, New York 11030
                            -------------------------
                     Address of principal executive offices


                      Issuer's telephone no. (516) 869-7960


Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:
             Title of each class:                  Common Stock, $.001 par value

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes /_/      No /X/

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

     Issuer's revenues for the year ended October 31, 1996 were $453,026

     The aggregate market value of the voting stock held by non-affiliates is $1,500,000. The market value is an estimate by management based upon the book value of the registrant as well as the value of the registrant as an operating business. Only estimates are available as a result of there being no published or otherwise available bid and/or asked quotes during the past 60 days.

     As at April, 1997, there were 5,165,500 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Form 8-K with exhibits filed on January 31, 1996.
     Form 8-K/A filed on or about December 4, 1996.
     Form 8-K filed on April 25, 1997.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     GENERAL The Company was incorporated under the laws of the State of Washington on March 6, 1940 as Slate Creek Mining Company. The Company's name was changed to Western Gold Mining, Inc. on April 18, 1952. On February 5, 1996, the Company filed Articles of Merger with the State of Washington evidencing that the Company had merged with Lundell Technologies, Inc. a Delaware corporation ("Lundell Delaware") wherein the Company was the surviving corporation (the "Merger"). Also on February 5, 1996, the Company filed Articles of Amendment to the Company's Articles of Incorporation providing (i) that the Company's name was changed to Lundell Technologies, Inc., and (ii) that the authorized capital of the Company was increased from 5,000,000 shares of common stock ($.05 par value) to 20,000,000 shares of common stock ($.001 par value). These actions were approved by the Shareholders of the Company in a special meeting held January 12, 1996.

     Pursuant to the Merger approved by the Shareholders on January 12, 1996, the Company effected a "reverse split" of its common stock, converting each outstanding share of common stock to 0.0800261 share. As a result, the 4,998,368 shares of Company common stock outstanding immediately prior to the Merger were converted into 400,000 shares. Subsequently, in consideration for the surrender of all of the 5,000,000 outstanding shares of the common stock of Lundell Delaware, the Company issued common stock to the former shareholders of Lundell Delaware at a ratio of 0.9 share of Company common stock for each share of Lundell Delaware common stock. As a result, the former shareholders of Lundell Delaware currently hold 4,500,000 shares of the Company's common stock. In addition, the Shareholders approved, and the Company effected, the issuance of 70,000 post-split shares of common stock for legal services rendered.

     Prior to the Merger, the Company's activities consisted of exploration for minerals, mill test runs and periodic maintenance of its former plant and facilities on its gold mining property in the Slate Creek Mining District, Whatcom County, Washington. As part of the Merger transaction approved by Shareholders on January 12, 1996, the Company distributed all of its right title and interest in and to its mining properties (patented and unpatented claims), a Class D Road Permit, and 30,000 post-split shares of common stock to North Cascades Exploration, Inc., of which Mark L. Johnson, former President and a former Director of the Company, is President and a Director. In consideration of the distribution, North Cascades Exploration, Inc. assumed certain liabilities of the Company, including past management fees, mining claim lease fees, reforestation expense, debris clean-up expense, accounting and legal fees, and taxes.

     The Company's mining operations had no revenue for the years 1993, 1994, and 1995. The Company has discontinued all mining operations.

     Lundell Delaware was incorporated in the State of Delaware on November 29, 1994. Lundell Delaware acquired Lundell Manufacturing Company, Incorporated, an Iowa corporation ("Lundell Manufacturing"), on August 4, 1995. Lundell Manufacturing is a wholly owned subsidiary of the Company.

     On February 6, 1996, Lundell Aquametrics, Inc. ("LAC") was incorporated in the State of Delaware as a wholly owned subsidiary of the Company.

                             BUSINESS OF THE COMPANY

LUNDELL MANUFACTURING.

     General

     The business environment for the solid waste industry has been challenging due to a court decision that lifts restrictions on haulers as to where they can dispose of waste. Under the decision, haulers can dispose of waste at practically any location whereas in the past they were required to deliver to sites which, because they assessed higher tip fees, were able to support alternative disposal and recycling facilities. The reduced use of such disposal sites has in turn caused a number of the Company's projects to be put on hold. In addition, there has been increase in landfill capacity in a number of locations and lower prices due to competition. At the same time, there was a world-wide shortage of paper, causing paper prices to soar and diverting large amounts of paper from the waste stream. All of these factors caused a decline in the number of recycling systems and projects produced by the Company. However, substantial improvement for the solid waste recycling industry is expected by the Company as the Company believes that landfill fees will increase and paper prices have been reduced from over $200 per ton to $30 per ton.

     Lundell Manufacturing is in the business of developing, designing, manufacturing and marketing solid waste recycling equipment. The equipment produced by the Company serves both to reduce reliance on landfills and to convert solid waste into recycled products suitable for use as fuel, as construction material, or other industrial application. The Company recently announced its new model 860 densifier, which features patented heated dies, increased horsepower over previous models, a newly designed die, and heavier main, base and side plates. The Company exhibits at major trade shows and conventions for the recycling and environmental industries, and markets by means of independent sales representatives, printed advertisements and direct mail. The Company markets its equipment and related support and consulting services internationally.

     During the year ended October 31, 1996 ("Fiscal 1996"), customers accounting for greater than ten percent of the Company's net sales was the following: Marshall Municipal Utilities (38%).

     Fiscal 1997 Business and Backlog

     In January, 1996, the Company entered into an agreement (the "Thai Agreement") with Group 79 Company. Ltd., ("Group") a Thai corporation, pursuant to which the Company and Group agreed that Tung Bua Ltd., a Thai corporation, would be formed to build a solid waste recycling center near Bangkok, Thailand. The Thai Agreement provided that: (i) Group would invest 80 million Baht (U.S. $ 3.2 million) in Tung Bua Ltd.; (ii) Tung Bua Ltd. would borrow 144 million Baht (U.S.$ 5.76 million) from a bank, of which the Company would guarantee repayment of 48 million Baht (U.S. $ 1.92 million); (iii) Tung Bua Ltd. would issue purchase orders to the Company for equipment and buildings totaling in excess of U.S. $7 million; (iv) the Company would issue a credit to Tung Bua Ltd. in an amount of 40 million Baht (U.S. $ 1.6 million; and, (v) the Company would become the owner of one third (33 1/3%) of Tung Bua Ltd. upon delivery of the full purchase order and the issuance of the equipment credit. In September and October, 1996, the Company received: (i) purchase orders totaling approximately U.S. $7.25 million from Tung Bua Ltd.; and (ii) Irrevocable Letters of Credit for approximately U.S. $ 5.675 million. The Company commenced production of the equipment and building in November, 1996, and made partial delivery in February, 1997. The Company believes it will complete delivery of the Tung Bua Ltd. purchase order in the third quarter of fiscal 1997.

     In October 1996, the Company received a purchase order from Reedy Creek Improvement District ("Reedy Creek") of Lake Buena Vista, Florida for $1.07 million in recycling equipment. Reedy Creek is controlled by The Walt Disney Company. As at April 14, 1997 approximately 90% of the equipment has been delivered. Reedy Creek will employ the equipment to pelletize paper waste for use as a fuel supplement.

     In November 1996, the Company delivered a Lundell system (the "System") to Great Lakes Chemical Corp. of Omaha, Nebraska and received payment of $363,977. The System will grind, shred, and pelletize corn stalks for later processing into chemicals.

     Intellectual Property

     The Company holds nine patents and over 169 patent claims pending in waste processing systems. Over the past two years, the Company has devoted 1,000 hours on research and development activities, none of which expense was passed directly on to customers.

LUNDELL AQUAMETRICS

     LAC offers its line of products and services as a response to industry's need to comply with the federal Clean Water Act, regulations promulgated by the Environmental Protection Agency, and various state water recycling and anti-pollution initiatives. LAC designs, markets and installs water recycling systems and components for a variety of industrial and agricultural applications. In addition, the Company provides field services to purchasers of its equipment, and various laboratory and consulting services to clients in the electronics, jewelry and mining industries. The waste water treatment technologies LAC are applicable to many different businesses, purposes, and customers, including the following:

      Jewelry Manufacture                   Electronics
      Automotive Service                    Car Wash
      Potable Water Bottlers                Potable Water Purification
      Pulp and Paper Bleaching              Process Water Purification
      Medical, Bio Clean Rooms              Phenol and Cyanide Removal
      Iron and Manganese Removal            Cooling Towers, Bio Control
      Taste, Odor and Color Removal         Aquaculture, Fish Farming
      Fire and Smoke Restoration            Odor Control and Sterilization
      Electronic DI Water                   Agriculture, Perishable Foods
      H2S Removal                           Wellhead and Cistern Treatment
      Cold Water Laundry Wash               Swimming Pools and Spas
      Mold and Fungus Control

     The Company believes that demand for LAC products and services increases in relation to government enforcement, rising prices for water and other raw materials, and rising costs of waste disposal.

     LAC competes mainly with other small engineering and consulting firms. The Company expects to experience little direct competition from the big regional and national waste treatment equipment manufacturers because these companies focus on very large industrial and municipal systems and tend to avoid smaller clients who require customized service, which LAC provides. LAC does not consider itself a factor in the water recycling industry.

     As at April 14, 1997, LAC has executed purchase orders for water recycling equipment in an aggregate amount of $220,550.

     Employees.

     The Company, including its Lundell Manufacturing and LAC subsidiaries, currently employs thirty one employees, all of whom are full-time.

ITEM 2. DESCRIPTION OF PROPERTY

     In December 1996, the Company purchased a two story office building in Manhasset, New York, in which the Company's executive offices are located. The Company paid the $417,500 purchase price in cash. The building contains approximately 2,700 square feet.

     The Lundell Manufacturing facility, which is owned by Lundell Manufacturing, is located in Cherokee, Iowa. The single-storey structure contains approximately 197,000 square feet (approximately 3,000 square feet of which is office space and the balance devoted to manufacturing and warehousing), and is situated on approximately 24.5 acres of land.

     LAC leases space from an unaffiliated party. It is a single story facility containing 6,000 square feet, located in Johnston, Rhode Island.

ITEM 3. LEGAL PROCEEDINGS

     In fiscal 1992, a jury awarded Lundell Manufacturing a judgment of $1,058,000 for libel against American Broadcasting Companies ("ABC") for a story concerning Lundell Manufacturing which aired nationwide on ABC television. The jury award was vacated by the trial judge but was reinstated by the Eighth Circuit Court of Appeals. ABC had filed a petition for a Writ of Certiorari to the U.S. Supreme Court asking the Supreme Court to hear their appeal. On April 21, 1997, the Supreme Court rejected ABC's appeal. The Company has not recorded a gain or the related contingent legal fees of approximately one third of the settlement plus expenses because proceeds from this lawsuit were assigned to the former shareholders of Lundell Manufacturing on February 2, 1994. Such former shareholders, who are now shareholders of the Company (see "Item 11 - Security Ownership of Certain Beneficial Owners and Management"), have agreed to pay all of the related costs of litigation. However, $200,000 of the proceeds were assigned in settlement of a judgment. (See below)

     On October 5, 1990 a judgment was entered in the United States District Court for the District of North Dakota against Lundell Manufacturing in favor of Densified Fuel, Inc. ("DFI") relative to the performance of a recycling system sold in December 1985. On March 31, 1997, Lundell Manufacturing and DFI entered into a settlement agreement whereby Lundell Manufacturing agreed, with the consent of the former shareholders of Lundell Manufacturing, that $200,000 of the proceeds obtained from the judgment against ABC (plus interest) will be assigned to DFI. In connection with the foregoing agreement, the Company indemnified the former shareholders for the $200,000.

     On June 14, 1996, a judgment in the amount of $78,212.95 was entered in the Iowa District Court for Cherokee County against Lundell Manufacturing and Vernon Lundell in favor of Cook, Schuhmann & Groseclose, n/k/a Staley Delisio & Cook, Inc. ("Staley") of Anchorage, Alaska. On or about August 23, 1996, Lundell Manufacturing tendered to Staley a partial payment of the judgment in the amount of $2,500. On or about November 19, 1996, the parties entered into a settlement agreement whereby Lundell Manufacturing paid to Staley $30,000 in full settlement of the judgment.

     On December 16, 1996, Lundell Manufacturing received $92,500 in settlement of a judgment obtained by Lundell Manufacturing in the U.S. District Court for the Western District of Pennsylvania against Integra Bank, n/k/a National City Bank of Pennsylvania, the successor of Ray's Disposal, Inc. In consideration for such payment, Lundell Manufacturing released all of its claims relating to its sale to Ray's Disposal, Inc. of a solid waste recycling system.

     The Company is involved in various other legal actions arising from the normal conduct of business. Management believes the outcome of these proceedings will not have a material effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 12, 1996, the Company, while still known as Western Gold Mining, Inc., convened a special meeting of its Shareholders. Proxies were solicited for this meeting in accordance with Section 14 of the Exchange Act. At the meeting, the following proposed resolutions and election were submitted to a vote:

     1. To approve a recapitalization and conversion of the Company's common stock.

     2. To amend the Company's Articles of Incorporation to change the stated purpose of the Company.

     3. To ratify and approve the transfer of certain liabilities, assets, and common stock of the Company to North Cascades Exploration, Inc.

     4. To ratify and approve the proposed acquisition agreement between the Company and Lundell Technologies, Inc., a Delaware corporation.

     5. To approve the issuance of 70,000 shares of the Company's common stock as compensation for legal services rendered.

     6. To amend the Company's Articles of Incorporation to change the name of the Company from Western Gold Mining, Inc. to Lundell Technologies, Inc.

     7.   To elect the following persons as directors of the Company:

                  Steven Massey          Lawrence Artz
                  Stephen Paulsen        Steven Lundell
                  Bernard Artz           Vernon Lundell

     With respect to each of the resolutions and election considered at the meeting, the shareholders voted in the following manner:

          1.   3,381,177.5 in favor; 50,400 against; 60,900 abstaining; and
               144,375 exercising dissenters' rights.

          2.   3,387,177.5 in favor; 46,800 against; 60,900 abstaining; and
               144,375 exercising dissenters' rights.

          3.   3,375,802.5 in favor; 49,975 against; 67,200 abstaining; and
               144,375 exercising dissenters' rights.

          4.   3,382,177.5 in favor; 51,900 against; 60,900 abstaining; and
               144,375 exercising
               dissenters' rights.

          5.   3,351,677.5 in favor; 72,900 against; 72,200 abstaining; and
               144,375 exercising dissenters' rights.

          6.   3,379,977.5 in favor; 52,100 against; 61,900 abstaining; and
               144,375 exercising dissenters' rights.

          7. 3,379,177.5 in favor; 35,100 against; 2,200 abstaining; and 144,375 exercising dissenters' rights.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is currently no public trading market for the Company's common stock. The Company expects to apply for trading of its common shares on the OTC Bulletin Board in the second quarter of 1997.

     The approximate number of holders of record of the Company's common stock is 1,400.

     The Company has never paid dividends on its common stock. As a matter of policy, the Company intends to reinvest retained earnings, if any, into operations, and it is not the intention of the Company to pay any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains trend information and other forward looking statements that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified.

IN REVIEWING MANAGEMENT'S DISCUSSION AND ANALYSIS, REFERENCE SHOULD BE MADE TO THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED AS ITEM 7 - FINANCIAL STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB.

Overview

     The Company operates principally to facilitate the sale of domestic product to foreign markets. The original shareholders and officers of the Company collectively have approximately fifty years of worldwide marketing experience.

     Lundell Manufacturing is engaged principally in the manufacturing and worldwide distribution of solid waste recycling equipment. Lundell Manufacturing holds nine patents and over 169 patents pending in waste processing systems. Lundell Manufacturing also manufactures and sells replacement parts for a line of agricultural equipment it previously manufactured and sold throughout the United States.

     LAC designs, markets and installs water recycling systems and components for a variety of industrial applications.

Financial Statements Analyzed

     The consolidated financial statements of the Company for Fiscal 1996 are being compared and analyzed to the combination of the Company's financial statements for the period November 29, 1994 (incorporation date of Lundell Delaware) to November 4, 1995 (which encompasses Lundell Manufacturing from the merger date of August 4, 1995) and for the period November 6, 1994 to August 3, 1995 (Predecessor Period) for Lundell Manufacturing ("Combined 1995 Year").

Net Sales

     The Company's net sales decreased to $453,026 for Fiscal 1996 from $637,664 for the Combined 1995 Year, or a decrease of $184,638. The Company's net sales consist primarily of solid waste recycling equipment and replacement parts. The decrease in net sales can be attributed to the lack of marketing. The domestic demand for the Company's products has continued to declined. In Fiscal 1996 the Company refocused its marketing efforts to the developing foreign markets.

Cost of Sales

     The Company's cost of sales decreased to $304,592 for Fiscal 1996 from $309,317 for the Combined 1995 Year, or a decrease of $4,725. The gross profit percentage decreased to 32.8% for Fiscal 1996 from 51.5%, or a decrease of 18.7%. The primary reason for the decrease in gross profit percentage was fixed overhead (direct labor, heat, light and power) in anticipation of a significant increase in sales for the year ended October 31, 1997 ("Fiscal 1997").

Operating Expenses

     The Company's operating expenses increased to $1,060,581 for Fiscal 1996 from $773,453 for the Combined 1995 Year, or an increase of $287,128. Selling, general and administrative expenses increased by $16,762 in Fiscal 1996 due to the preparation for significant sales for Fiscal 1997. Depreciation and amortization increased by $270,366 in Fiscal 1996 as a result of the values ascribed to certain property, plant and equipment and goodwill in the merger with Lundell Manufacturing.

Other Income and Expenses

     The Company's other income and expenses increased to $669,389 for Fiscal 1996 from ($87,511) for the Combined 1995 Year, or an increase of $756,900. Settlement income with vendors and customers increased by $750,713 in Fiscal 1996. On March 31, 1997 Lundell Manufacturing and Densified Fuels, Inc. entered into a settlement agreement, as a result of which the Company recognized other income from this transaction of $649,000 (see Item 3 - Legal Proceedings). In addition, the Company recognized $136,713 in other income upon entering into two additional settlements in Fiscal 1996. Interest expense decreased by $71,169 in Fiscal 1996 while interest expense - related parties increased by $64,982 due to a restructuring of the Company's debt.

Provision for Income Tax Credits

     The Company's provision for income tax credits decreased to $98,000 for Fiscal 1996 from $171,000 for the Combined 1995 Year, or a decrease of $73,000. The decrease can be attributable to the smaller loss for Fiscal 1996.

Financial Condition and Liquidity

     As of October 31, 1996, the Company had cash of $360,802, working capital of $494,694 and $5,236,438 of stockholders' equity, Operating activities provided cash of $24,825 for Fiscal 1996. The net loss was ($144,758). Increases in inventory ($246,613) and settlement income on the judgment liability ($649,000) were offset by increases in advances on contracts of $740,827 and increases in accrued expenses $274,591.

     Investing activities used cash of ($118,635) while financing activities provided cash of $360,720. During Fiscal 1996, the Company's predecessor Lundell Delaware issued $477,000 of convertible subordinated debentures. These debentures automatically converted into 159,000 shares of the Company's common stock upon the merger between the Company and Lundell Delaware at the conversion price of $3 per share. In November 1995 the Company repaid $492,500 owed under a bank line of credit. In addition, the Company has restructured obligations of $871,729 to stockholders from on demand loans to notes payable due January 31, 1999 bearing interest at 7% per annum.

     In January 1996, the Company entered into an agreement to sell four of its recycling systems for approximately $7 million with Tung Bua Ltd., a Thailand corporation. The sale price is to be paid through the issuance of irrevocable letters of credit to the Company through a Thailand bank. In September 1996, the Company received an initial deposit of $519,435. As of April 1, 1997, the Company has received additional progress payments of approximately $1,900,000. On August 23, 1996 the Company agreed to issue a credit to Tung Bua Ltd. in the amount of $1.600,000 and the Company will acquire a one-third interest in Tung Bua Ltd. when certain conditions are met. The Company has guaranteed $1,920,000, representing one-third of certain bank borrowings of Tung Bua Ltd.

     On December 16, 1996, the Company purchased a building in Manhasset, New York for $417,500 in cash. The seller is permitted to rent approximately half the building through August 31, 1997. The Company has no additional significant commitments for capital expenditures for Fiscal 1997.

     The Company plans that all current and future foreign sales will be made pursuant to irrevocable letters of credit with structured payments, The rapid growth of the Company may require additional capital resources. Should the Company's cash flow from operations be insufficient to meet all of its requirements, the Company would seek additional capital through the issuance of stock in the public market, private financing and/or joint ventures.

ITEM 7. FINANCIAL STATEMENTS

     See Financial Statements attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

              Name              Age         Position
              ----              ---         --------

     Steven A. Massey           39          President and Director

     Bernard Artz               72          Chief Financial Officer, Vice
                                            President, Director and Co-
                                            Chairman of the Board of Directors

     Vernon Lundell             75          Director and Co-Chairman of the
                                            Board of Directors

     Lawrence Artz              46          Vice President and Director

     Stephen Paulsen            48          Vice President and Director

     Steven Lundell             47          Vice President and Director

     Howard Schachter           63          Director

     Joseph Cerra               45          Secretary

     Steven Massey has been the President and a Director of the Company since January, 1996. Between November, 1994 and January, 1996, Mr. Massey was the president and a Director of Lundell Technologies, Inc., a Delaware corporation. From 1994 to the present, Mr. Massey has been a Director and Vice-President of Neurotech Corporation, a public company. From 1993 to the present, Mr. Massey has been a Director of Global Investment Fund, Ltd. From 1993 to the present, Mr. Massey has been a Vice President and Director of Travel Safety Corp. Mr. Massey has been a certified financial planner since 1982.

     Bernard Artz has been the Chief Financial Officer, a Director and Co-Chairman of the Board of Directors since January, 1996. Between November, 1994 and January, 1996, Mr. Artz was a Director of Lundell Technologies, Inc., a Delaware corporation. From 1994 to the present, Mr. Artz has been a Director and Vice President of Neurotech Corporation. From 1993 to the present, he has been a Vice President and Director of Travel Safety Corp. From 1994 to the present, he has been a Director of Global Investment Fund Ltd. From 1993 to November, 1996, he was chairman of Nurell Capital, Inc. From 1989 to 1992, he was President of Post Merchandising, Inc. Mr. Artz is the father of Lawrence Artz.

     Vernon Lundell has been a Director and Co-Chairman of the Board of Directors since August, 1995. Mr. Lundell has been an Officer and a Director of Lundell Manufacturing since its inception in 1945. Mr. Lundell is the father of Steven Lundell and the father-in-law of Stephen Paulsen.

     Lawrence Artz has been a Vice-President and a Director of the Company since January, 1996.

Between November, 1994 and January, 1996, Mr. Artz was a Vice-President and a Director of Lundell Technologies, Inc., a Delaware corporation. From 1994 to the present, Mr. Artz has been a Director and a Vice-President of Neurotech Corporation, a reporting company under the Exchange Act. From 1993 to the present, Mr. Artz has been Director and Vice-President of Safety & Technology Group, Ltd. of Hong Kong, a manufacturer of non-ozone depleting refrigerants and children's safety products. From 1993 to the present, Mr. Artz has been a Director of Global Investment Fund, Ltd. From 1991 to 1993, Mr. Artz has been a managing director of Starcomm, Ltd., a manufacturer of children's safety products. From 1987 to 1991, Mr. Artz was a managing director of Asia Industries. Mr. Artz is the son of Bernard Artz.

     Stephen Paulsen has been a Vice-President and a Director of the Company since August , 1995. Mr. Paulsen has been an Officer and a Director of Lundell Manufacturing for more than 10 years. Mr. Paulsen is the son-in-law of Vernon Lundell and the brother-in-law of Steven Lundell.

     Steven Lundell has been a Vice-President and a Director of the Company since August, 1995. Mr. Lundell has been an Officer and a Director of Lundell Manufacturing for more than 10 years. Mr. Lundell is the son of Vernon Lundell and the brother-in-law of Stephen Paulsen.

     Joseph Cerra has been the Secretary of the Company since January, 1996. Between November, 1994 and January, 1996, Mr. Cerra was a Director of Lundell Technologies, Inc., a Delaware corporation. From 1994 to the present, Mr. Cerra has been a Director of Neurotech Corporation. From 1991 to the present, Mr. Cerra has been a Manager of User Services for Consolidated Edison of New York. From 1976 to 1991, Mr. Cerra held various managerial and administrative positions with Consolidated Edison.

     Howard Schachter has been a Director of the Company since October 18, 1996. He has been the President of LAC since July, 1996. Between April, 1993 and February, 1996, Mr. Schachter was the President and a Director of Aquametrics Industries, Inc. Between November, 1990 and April, 1993, Mr. Schachter was the President and Director of Environmet Corporation.

ITEM 10. EXECUTIVE COMPENSATION

     On November 1, 1996, the Company entered into oral employment agreements with each of Steven A. Massey, Bernard Artz, and Lawrence Artz. Each of the employment agreements terminates on October 31, 1999 and provides for an annual salary of $80,000 for the first year, $100,000 for the second year, and $120,000 for the third year. Any monies due under previous agreements were waived.

     Lundell Manufacturing entered into employment agreements dated November 1, 1996 with each of Vernon Lundell (a director of the Company), Stephen Lundell (a director and officer of the Company) and Stephen Paulsen (a director and officer of the Company). Each of the agreements terminates after three years and provides an annual salary of $80,000 for the year ending October 31, 1997, $100,000 for the year ending October 31, 1998, and $120,000 for the year ending October 31, 1999. Any monies due under previous agreements were waived.

                                                      Summary Compensation Table
                                                      --------------------------
Name / Position                       Period           Annual            Compensation        Long-Term and other Compensation
                                                       Salary               Bonus         Other        Awards     Payouts  Other
-----------------------------------------------------------------------------------------------------------------------------------
Steven Massey                         11/5/95-         $27,549.17           None          None         None       None     None
    President                         10/31/96

                                      8/4/95-          $20,000.00           None          None         None       None     None
                                      11/4/95

Lawrence Artz                         11/5/95-         $10,217.48           None          None         None       None     None
    Vice President                    10/31/96

                                      8/4/95-          $20,000.00           None          None         None       None     None
                                      11/4/95

Bernard Artz                          11/5/95-         $33,295.00           None          None         None       None     None
    CFO and VP                        10/31/96

                                      8/4/95-          $20,000.00           None          None         None       None     None
                                      11/4/95

Vernon Lundell                        11/5/95-         $31,187.21           None          None         None       None     None
    Director                          10/31/96

                                      8/4/95-          $12,500.00           None          None         None       None     None
                                      11/4/95

Steven Lundell                        11/5/95-         $31,187.21           None          None         None       None     None
    Vice President                    10/31/96

                                      8/4/95-          $12,500.00           None          None         None       None     None
                                      11/4/95

Steven Lundell                        11/5/95-         $31,187.21           None          None         None       None     None
    Vice President                    10/31/96

                                      8/4/95-          $12,500.00           None          None         None       None     None
                                      11/4/95

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security ownership of certain beneficial owners.

                                                              Amount and nature of
Title of class      Name / address of beneficial owner        beneficial owner             Percent of class
--------------      ----------------------------------        ----------------             ----------------
Common              Global Investment Fund, Ltd. (1)          1,629,874                        31.6%
                         45 Orchard Street
                         Manhasset, NY 11030

                    Vernon Lundell (2)                          585,000                        11.3%
                         Box 171 / Highway 3 & 59
                         Cherokee, IA 51012

                    Waldene Lundell (2)                         585,000                        11.3%
                         Box 171 / Highway 3 & 59
                         Cherokee, IA 51012

                    Steven Lundell (3)                          270,000                         5.2%
                         Box 171 / Highway 3 & 59
                         Cherokee, IA 51012

                    Denise Lundell (3)                          270,000                         5.2%
                         Box 171 / Highway 3 & 59
                         Cherokee, IA 51012

                    Stephen Paulsen (4)                         270,000                         5.2%
                         Box 171 / Highway 3 & 59
                         Cherokee, IA 51012

                    Verdene Paulsen (4)                         270,000                         5.2%
                         Box 171 / Highway 3 & 59
                         Cherokee, IA 51012

Security ownership of management.

                                                              Amount and nature of
Title of class      Name / address of beneficial owner        beneficial owner             Percent of class
--------------      ----------------------------------        ----------------              ----------------
Common              Global Investment Fund, Ltd. (1)          1,629,874                        31.6%
                         45 Orchard Street
                         Manhasset, NY 11030

                    Vernon Lundell (2)                          585,000                        11.3%
                         Box 171 / Highway 3 & 59
                         Cherokee, IA 51012

                    Steven Lundell (3)                          270,000                         5.2%
                         Box 171 / Highway 3 & 59
                         Cherokee, IA 51012

                    Stephen Paulsen (4)                         270,000                         5.2%
                         Box 171 / Highway 3 & 59
                         Cherokee, IA 51012



                         Joseph Cerra                            18,752                         0.4%
                         35 Orchard Street
                         Manhasset, NY 11030

                      Combined Management (1)                 2,773,626                        53.7%


(1) Bernard Artz, Steven Massey and Lawrence Artz each own one third of the outstanding capital voting shares of Global Investment Fund Ltd. and each is an officer and director of Global Investment Fund Ltd. For this reason, Global is listed among the Company's management and its shares are included under the item "Combined Management" in the table "Security ownership by management" set forth above. Lawrence Artz is the son of Bernard Artz.

(2) Vernon Lundell and Waldene Lundell are husband and wife. Each disclaims a beneficial interest in the other's shares.

(3) Steven Lundell and Denise Lundell are husband and wife and are respectively the son and daughter-in-law of Vernon Lundell and Waldene Lundell. Each disclaims a beneficial interest in the other's shares.

(4) Stephen Paulsen and Verdene Paulsen are husband and wife and are respectively the son-in-law and daughter of Vernon Lundell and Waldene Lundell. Each disclaims a beneficial interest in the other's shares.

     Shareholders Agreement.

     Steven Massey, Bernard Artz, Lawrence Artz, Vernon Lundell, Waldene Lundell, Steven Lundell, Denise D. Lundell, Stephen Paulsen and Verdene A. Paulsen have entered into an agreement (the "Shareholder's Agreement") pursuant to which all have agreed to vote their shares, or the shares they control through Global Investment Fund Ltd., for the election of Steven Massey, Bernard Artz, Lawrence Artz, Vernon Lundell, Steven Lundell and Stephen Paulsen to the Board of Directors of the Company. The Shareholder's Agreement terminates when and if the Company's shares commence trading on the Nasdaq exchange.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On October 31, 1996, the Company issued promissory notes in the aggregate amount of $871,529 to the following related persons and entities: Vernon Lundell, $241,476; Steven Lundell, $ 48,754; Stephen Paulsen, $ 24,814; Lundell Enterprises Inc. (a company related by common ownership), $497,059; Global Investment Fund, Ltd. (a company related by common ownership), $ 59,426.

ITEM 13. EXHIBITS

     The following exhibits are appended to this Form 10-KSB or are incorporated herein by reference:


     3(i)    Articles of Incorporation of the Company, as amended  (incorp. by ref. from Form 10-
                                                                   KSB for fiscal 1995)

     3(ii)   By-laws of the Company                                (incorp. by ref. from Form 10-
                                                                   KSB for fiscal 1995)

     10      Agreement and Plan of Merger dated August 4, 1995     (incorp. by ref. from Form 8-K
                                                                   dated January 12, 1996)

     22      List of Subsidiaries

     There were no reports on Form 8-K filed by the Company during the last quarter of the year ended October 31, 1996.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Lundell Technologies, Inc.

                                        by: /s/ STEVEN A. MASSEY
                                            --------------------------------
                                            Steven A. Massey, President

                                        date: April 30, 1997

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEVEN A. MASSEY                                    date: April 30, 1997
---------------------------------------
Steven A. Massey
President and Director


/s/ BERNARD ARTZ                                        date: April 30, 1997
---------------------------------------
Bernard Artz
Chief Financial Officer, Director
and Co-Chairman


/s/ VERNON LUNDELL                                      date: April 30, 1997
---------------------------------------
Vernon Lundell, Director and
Co-Chairman


/s/ STEPHEN LUNDELL                                     date: April 30, 1997
---------------------------------------
Stephen Lundell
Vice President and Director


/s/ STEVEN PAULSEN                                      date: April 30, 1997
---------------------------------------
Steven Paulsen
Vice President and Director


/s/ LAWRENCE ARTZ                                       date: April 30, 1997
---------------------------------------
Lawrence Artz
Vice President and Director


/s/ HOWARD SCHACHTER                                    date: April 30, 1997
---------------------------------------
Howard Schachter
Director

                            EXHIBIT 22 - SUBSIDIARIES

     The Company has two subsidiaries:

                Lundell Manufacturing Company, Inc., an Iowa corporation

                Lundell Aquametrics, Inc., a Delaware corporation

     Each of the subsidiaries do business under their respective corporate names.

                           LUNDELL TECHNOLOGIES, INC.

                   REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

                         YEAR ENDED OCTOBER 31, 1996 AND
             NOVEMBER 29, 1994 (INCEPTION DATE) TO NOVEMBER 4, 1995

                                    CONTENTS

                                                                         PAGE
                                                                         ----

INDEPENDENT AUDITORS' REPORT                                              F-2

INDEPENDENT AUDITORS' REPORT                                              F-3

CONSOLIDATED BALANCE SHEET                                                F-4

CONSOLIDATED STATEMENTS OF OPERATIONS                                     F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                           F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS                                  F-7 - F-8


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-9 - F-26


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                          F-27

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
LUNDELL TECHNOLOGIES, INC.
MANHASSET, NEW YORK

We have audited the accompanying consolidated balance sheet of Lundell Technologies, Inc. and Subsidiaries as of October 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended October 31, 1996. We have also audited the statement of operations, changes in stockholders' equity and cash flows of Lundell Manufacturing Company, Incorporated ("Predecessor") for the period November 6, 1994 to August 3, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of the Company referred to above present fairly, in all material respects, the financial position of Lundell Technologies, Inc. and Subsidiaries as of October 31, 1996 and the results of their operations and their cash flows for the year ended October 31, 1996 and of the Predecessor for the period November 6, 1994 to August 3, 1995, in conformity with generally accepted accounting principles.

We have also audited Schedule II of the Company for the year ended October 31, 1996 and of the Predecessor for the period November 6, 1994 to August 3, 1995, included in the 1996 annual report of the Company on Form 10-K. In our opinion, the schedule presents fairly the information required to be set forth therein.


                                   MILLER, ELLIN & COMPANY
                                   CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
April 1, 1997, except for
  Note 12 which is dated
  April 21, 1997

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Lundell Technologies, Inc.
Manhasset, New York

     We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Lundell Technologies, Inc. and Subsidiary for November 29, 1994 (inception date) to November 4, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated statements of operations, changes in stockholders' equity and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows of Lundell Technologies, Inc. and Subsidiary for the period November 29, 1994 (inception date) to November 4, 1995, in conformity with generally accepted accounting principles.


                                               Hunzelman, Putzier & Co., PLC

Storm Lake, Iowa
October 18, 1996

                   LUNDELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                OCTOBER 31, 1996

                                     ASSETS

CURRENT ASSETS:
   Cash                                                                           $   360,802
   Accounts receivable - trade, less allowance for
     doubtful accounts of $5,000                                                       47,173
   Inventories (Note 3)                                                             1,290,908
   Deferred income taxes (Note 11)                                                    326,000
   Prepaid expenses and other current assets                                          109,449
                                                                                  -----------
              Total current assets                                                  2,134,332
                                                                                  -----------
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
   depreciation and amortization (Note 4)                                           6,002,213
                                                                                  -----------

OTHER ASSETS:
   Intangible assets - net of accumulated amortization (Note 5)                     1,986,592
   Deposit on building (Note 19)                                                       46,150
                                                                                  -----------
                                                                                    2,032,742
                                                                                  -----------
                                                                                  $10,169,287
                                                                                  ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable - trade                                                       $   173,121
   Accrued expenses - related parties (Notes 9 and 13)                                250,985
   Advances on contract - related parties (Note 6)                                    519,435
   Advances on contracts                                                              225,149
   Current maturities of long-term debt (Note 8)                                       61,000
   Accrued expenses and other current liabilities (Notes 7 and 12)                    409,948
                                                                                  -----------
              Total current liabilities                                             1,639,638
                                                                                  -----------

LONG-TERM LIABILITIES:
   Long-term debt, net of current maturities (Note 8)                                 414,682
   Notes payable - related parties (Note 9)                                           871,529
   Deferred income taxes (Note 11)                                                  2,007,000
                                                                                  -----------
                                                                                    3,293,211
                                                                                  -----------
COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value; 20,000,000 shares
     authorized; 5,165,500 shares issued (Notes 2 and 16)                               5,165
   Additional paid-in capital                                                       5,644,100
   Accumulated deficit                                                               (412,827)
                                                                                  -----------
              Total stockholders' equity                                            5,236,438
                                                                                  -----------
                                                                                  $10,169,287
                                                                                  ===========


    The accompanying notes are an integral part of the consolidated financial statements

                   LUNDELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      NOVEMBER 29,
                                                                                          1994                PREDECESSOR
                                                                                       (INCEPTION             ------------
                                                                                        DATE) TO               NOVEMBER 6,
                                                              YEAR ENDED               NOVEMBER 4,               1994 TO
                                                              OCTOBER 31,                 1995                  AUGUST 3,
                                                                 1996                  AS RESTATED                1995
                                                        ----------------------   ----------------------       -------------
NET SALES (Note 10)                                           $    453,026             $    52,943             $  584,721

COST OF SALES (Note 10)                                            304,592                  45,334                263,983
                                                              ------------             -----------             ----------

GROSS PROFIT                                                       148,434                   7,609                320,738
                                                              ------------             -----------             ----------

OPERATING EXPENSES:
   Selling                                                         355,314                 108,684                121,806
   General and administrative                                      321,582                 221,705                207,939
   Depreciation and amortization                                   383,685                  93,201                 20,118
                                                              ------------             -----------             ----------
                                                                 1,060,581                 423,590                349,863
                                                              ------------             -----------             ----------

LOSS FROM OPERATIONS                                              (912,147)               (415,981)               (29,125)
                                                              ------------             -----------             ----------

OTHER INCOME AND EXPENSES:
   Settlement income with vendors and
     customers (Note 12)                                           785,713                    -                    35,000
   Interest expense                                                (60,814)                (26,090)              (105,893)
   Interest (expense) income -
     related parties (Note 9)                                      (55,510)                  3,002                  6,470
                                                              ------------             -----------             ----------
                                                                   669,389                 (23,088)               (64,423)
                                                              ------------             -----------             ----------

LOSS BEFORE PROVISION FOR
   INCOME TAXES CREDITS                                           (242,758)               (439,069)               (93,548)

PROVISION FOR INCOME TAX
   CREDITS (Note 11)                                               (98,000)               (171,000)                  --
                                                              ------------             -----------             ----------

NET LOSS                                                      $   (144,758)            $  (268,069)            $  (93,548)
                                                              ============             ===========             ==========

NET LOSS PER COMMON SHARE                                            $(.03)                  $(.05)                N/A
                                                                     =====                   =====

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                     5,123,066               5,000,000                 N/A
                                                                 =========               =========

PRO FORMA INFORMATION (Note 18):
   Net loss as presented                                            N/A                     N/A                $  (93,548)
   Provision for income tax benefits
     reflecting C corporation status                                N/A                     N/A                    37,420
                                                                                                               ----------
   Pro forma net loss                                               N/A                     N/A                $  (56,128)
                                                                                                               ==========

                The accompanying notes are an integral part of the consolidated financial statements

                   LUNDELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             NOVEMBER 29, 1994 (INCEPTION DATE) TO OCTOBER 31, 1996
              AND NOVEMBER 6, 1994 TO AUGUST 3, 1995 (PREDECESSOR)

                                               COMMON STOCK              ADDITIONAL                         TOTAL
                                          ------------------------        PAID-IN       ACCUMULATED     STOCKHOLDERS'
                                          SHARES          AMOUNT          CAPITAL         DEFICIT           EQUITY
                                         ---------       ---------       -----------    -----------     -------------
BALANCE AT NOVEMBER 29,
   1994 (Inception Date)                       --        $    --         $     --         $     --        $      --

   Issuance of stock for
     acquisition of Lundell
     Manufacturing Company,
     Incorporated (Note 2) -
     as restated                          5,000,000           5,000       5,167,265             --          5,172,265
   Net loss for the period
     November 29, 1994 to
     November 4, 1995 - as restated            --              --              --            (268,069)       (268,069)
                                          ---------      ----------      ----------       -----------     -----------

BALANCE AT NOVEMBER 4,
   1995 - as restated                     5,000,000           5,000       5,167,265          (268,069)      4,904,196

   Issuance of stock in connection
     with the conversion of debt
     (Note 16)                              159,000             159         476,841             --            477,000
   Issuance of stock in connection
     with the conversion of debt
     (Note 16)                                6,500               6              (6)            --               --
   Net loss for the year ended
     October 31, 1996                          --              --               --           (144,758)       (144,758)
                                          ---------      ----------      ----------       -----------     -----------

BALANCE AT OCTOBER 31, 1996               5,165,500      $    5,165      $5,644,100       $  (412,827)    $ 5,236,438
                                          =========      ==========      ==========       ===========     ===========
PREDECESSOR

BALANCE AT NOVEMBER 6,
   1994 - as previously reported            937,500      $  937,500      $  100,852       $(1,916,986)    $  (878,634)

   Prior period adjustment -
     correction of accrued interest
     on judgment payable
     (Note 16)                                 --              --               --           (200,000)       (200,000)
                                          ---------      ----------      ----------       -----------     -----------

BALANCE AT NOVEMBER 6,
   1994 - as restated                       937,500         937,500         100,852        (2,116,986)     (1,078,634)

   Net loss for the period
     November 6, 1994 to
     August 3, 1995                            --              --               --            (93,550)        (93,550)
                                          ---------      ----------      ----------       -----------     -----------

BALANCE AT AUGUST 3, 1995                   937,500      $  937,500      $  100,852       $(2,210,536)    $(1,172,184)
                                          =========      ==========      ==========       ===========     ===========

                      The accompanying notes are an integral part of the consolidated financial statements

                                    LUNDELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         NOVEMBER 29,
                                                                                             1994                 PREDECESSOR
                                                                                          (INCEPTION             --------------
                                                                                           DATE) TO               NOVEMBER 6,
                                                                  YEAR ENDED              NOVEMBER 4,               1994 TO
                                                                  OCTOBER 31,                1995                  AUGUST 3,
                                                                     1996                 AS RESTATED                1995
                                                            ----------------------  ----------------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      $  (144,758)             $  (268,069)             $  (93,548)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                                 238,229                   59,559                  20,118
       Amortization of intangible assets                             145,456                   33,642                    --
       Deferred income taxes                                         (98,000)                (171,000)                   --
       Change in warranty reserve                                       --                       --                   (35,000)
       Settlement income on judgment liability                      (649,000)                    --                      --
       Change in assets and liabilities:
         Accounts receivable                                         (37,746)                   1,007                  19,481
         Inventory                                                  (246,613)                    -                     52,066
         Prepaid and other current assets                           (102,238)                  (3,570)                  8,736
         Accounts payable                                            (95,923)                 (37,669)                 42,633
         Accrued expenses and other current liabilities              274,591                  225,269                 (20,307)
         Advances on contracts                                       740,827                     --                      --
         Customer deposits                                              --                       --                   (49,826)
                                                                 -----------              -----------              ----------

NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                               24,825                 (160,831)                (55,647)
                                                                 -----------              -----------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Receipt of cash from acquisition of subsidiary                       --                     63,235                    --
   Payment for deposit on building                                   (46,150)                    --                      --
   Other intangibles                                                 (72,485)                (143,205)                   --
                                                                 -----------              -----------              ----------

NET CASH USED IN INVESTING ACTIVITIES                               (118,635)                 (79,970)                   --
                                                                 -----------              -----------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from advances and notes from related
     parties - net                                                   407,119                  351,167                 104,531
   Proceeds from loan payable - bank                                    --                       --                    37,500
   Repayment of loan payable - bank                                 (492,500)                    --                      --
   Proceeds from convertible subordinated debt                       477,000                     --                      --
   Repayments on long-term debt                                      (30,899)                 (16,474)                (41,470)
                                                                 -----------              -----------              ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            360,720                  334,693                 100,561
                                                                 -----------              -----------              ----------

NET CHANGE IN CASH                                                   266,910                   93,892                  44,914

CASH - beginning                                                      93,892                     --                    18,321
                                                                 -----------              -----------              ----------

CASH - ending                                                    $   360,802              $    93,892              $   63,235
                                                                 ===========              ===========              ==========

               The accompanying notes are an integral part of the consolidated financial statements

                   LUNDELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (CONTINUED)

                                                                                  NOVEMBER 29,
                                                                                      1994                 PREDECESSOR
                                                                                   (INCEPTION             --------------
                                                                                    DATE) TO               NOVEMBER 6,
                                                           YEAR ENDED              NOVEMBER 4,               1994 TO
                                                           OCTOBER 31,                1995                  AUGUST 3,
                                                              1996                 AS RESTATED                1995
                                                        -------------------  ----------------------       -------------
SCHEDULE OF NON-CASH ACTIVITIES:
   Issuance of shares in connection with the
     conversion of debt (Note 16)                          $   19,500               $     --                $    --
                                                           ==========               ===========             ==========
   Conversion of advances from related parties
     to notes payable - related parties                    $  871,529               $     --                $    --
                                                           ==========               ===========             ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:

     Cash paid for interest                                $   60,814               $    15,090             $   72,893
     Cash paid for income taxes                                  --                        --                     --



















               The accompanying notes are an integral part of the consolidated financial statements

                   LUNDELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           YEAR ENDED OCTOBER 31, 1996
           AND NOVEMBER 29, 1994 (INCEPTION DATE) TO NOVEMBER 4, 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

     Lundell Technologies, Inc. (the "Company") was incorporated in the state of Delaware on November 29, 1994. On February 5, 1996, the Company merged with Western Gold Mining, Inc. ("Western") (a Washington state company) in accordance with an Agreement and Plan of Reorganization dated August 4, 1995 (see Note 2).

     Lundell Manufacturing Company, Incorporated ("LMCI" or "Predecessor") was incorporated in the state of Iowa on April 16, 1958. The Company purchased 100% of the outstanding shares of common stock of LMCI on August 4, 1995 (see Note 2).

     Lundell Aquametrics, Inc. ("Aquametrics") was incorporated in the state of Delaware on February 6, 1996 as a wholly-owned subsidiary of the Company.

     BUSINESS

     The Company and its wholly-owned subsidiaries listed below, are in the following businesses:

     1. LMCI is engaged in the manufacture and worldwide distribution of solid waste recycling systems. LMCI also manufactures and sells replacement parts for a line of agricultural equipment it previously manufactured and sold throughout the United States.

     2. Aquametrics is engaged in the manufacture and worldwide distribution of water filtration equipment.

     See Note 2.

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The consolidated balance sheet includes the accounts of the Company at October 31, 1996. The consolidated statements of operations, cash flows and stockholders' equity include the accounts of the Company for the year ended October 31, 1996 ("1996") and the period November 29, 1994 (inception date) to November 4, 1995 ("1995") as well as the accounts of the Predecessor for the period November 6, 1994 to August 3, 1995 ("Predecessor Period"). All significant intercompany balances and transactions have been eliminated in consolidation.

                   LUNDELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           YEAR ENDED OCTOBER 31, 1996
           AND NOVEMBER 29, 1994 (INCEPTION DATE) TO NOVEMBER 4, 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     REVENUE RECOGNITION

     The Company recognizes revenue for the sale of waste recycling systems under the percentage of completion method.

     Under the percentage of completion accounting method, revenue is recognized in the ratio that costs incurred bear to estimated total costs. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of costs incurred and income recognized on uncompleted contracts in excess of related billings is shown as a current asset, and the aggregate of billings on uncompleted contracts in excess of related costs incurred and income recognized is shown as a current liability. At October 31, 1996, there are no costs incurred and income recognized in excess of related billings and there are no billings in excess of costs incurred and income recognized.

     WARRANTIES

     The Company provides an accrual for future warranty costs based upon the historic relationships of prior years' sales to actual warranty costs.

                   LUNDELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           YEAR ENDED OCTOBER 31, 1996
           AND NOVEMBER 29, 1994 (INCEPTION DATE) TO NOVEMBER 4, 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   CONCENTRATION OF CREDIT RISK

     ACCOUNTS RECEIVABLE - TRADE

     Accounts receivable at October 31, 1996 consisted of open trade accounts with various companies. The Company performs ongoing credit valuations of its customers and believes that adequate allowances for any uncollectible receivables are maintained.

     Three customers accounted for 45.2% of accounts receivable at October 31, 1996.

     The Company's major customers are as follows:

     1.   1996 - One customer accounted for 38.2% of net sales.

     2.   1995 - One customer accounted for 12.7% of net sales.

     3.   Predecessor Period - Three customers accounted for 74.6% of net sales.

     CASH

     The Company maintains cash balances in its bank which at times may exceed the limits of the Federal Deposit Insurance Corp.

     INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

     PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

              Building and improvements         -                40 years
              Machinery and equipment           -                 5 years
              Furniture and fixtures            -                 3 years

     Expenditures for repairs and maintenance are charged to expense as incurred.

                   LUNDELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           YEAR ENDED OCTOBER 31, 1996
           AND NOVEMBER 29, 1994 (INCEPTION DATE) TO NOVEMBER 4, 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INTANGIBLE ASSETS

     The excess of the purchase cost over the fair value of net assets acquired in the acquisitions (see Notes 2 and 5) is included in intangible assets and is being amortized over fifteen years on a straight-line basis in accordance with Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and For Long-lived Assets to Be Disposed Of." The Company periodically reviews the intangible assets to assess recoverability based upon undiscounted expected future cash flows for each subsidiary. Testing for such recoverability in each reporting period may not be cost effective for or even possible and in such cases, the Company will test assets for impairment if a triggering event occurs (events or changes in circumstances such that the carrying amount of the assets may not be recoverable). Impairments would be recognized if a permanent diminution in value were to occur. See Note 5.

     INCOME TAXES

     The Company adopted SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur.

     The Predecessor had elected to be taxed as an S corporation for federal and state tax purposes, with all income and tax credits passing directly to the stockholders. As such, no provision had been made for income taxes.

     LOSS PER COMMON SHARE

     Net loss per common share is based on the weighted average number of common shares outstanding during the period.

     RECLASSIFICATIONS

     Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

                   LUNDELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           YEAR ENDED OCTOBER 31, 1996
           AND NOVEMBER 29, 1994 (INCEPTION DATE) TO NOVEMBER 4, 1995

NOTE 2 - ACQUISITION AND MERGER

     LUNDELL MANUFACTURING COMPANY, INCORPORATED

     On August 4, 1995, the Company acquired all of the issued and outstanding stock of LMCI which was accounted for as a purchase. The purchase was accomplished through the exchange of 2,500,000 shares of the Company's stock for all of the outstanding stock of LMCI.

     The following condensed balance sheet reflects the purchase of the stock of LMCI on August 4, 1995:

              Current assets                                   $  1,129,067
              Property, plant and equipment                       6,300,000
              Liabilities assumed                                (2,261,802)
                                                               ------------
                                                               $  5,167,265
                                                               ============

     WESTERN GOLD MINING, INC.

     On February 5, 1996, Western Gold Mining, Inc. ("Western") completed a reverse stock split pursuant to which each share of the then outstanding 4,998,368 shares of its $.05 par value common stock was converted into .0800261 shares for a total of 400,000 common shares issued and outstanding.

     On February 5, 1996, Western merged with Lundell Technologies, Inc. ("Lundell") in accordance with an Agreement and Plan of Reorganization dated August 4, 1995 whereby 4,500,000 shares of Western were exchanged for 5,000,000 shares of the then outstanding shares.

     Western was the surviving corporation and changed its name to Lundell.

     In addition, 30,000 shares were issued to North Cascades Exploration, Inc. ("Cascades") in exchange for Cascades taking over certain assets and assuming certain liabilities of Western. An additional 70,000 shares were also issued to an individual for services rendered.

                   LUNDELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           YEAR ENDED OCTOBER 31, 1996
           AND NOVEMBER 29, 1994 (INCEPTION DATE) TO NOVEMBER 4, 1995

NOTE 3 - INVENTORIES

     Inventories at October 31, 1996 consist of the following:

         Finished goods                                     $    254,165
         Work-in-process (including approximately
           $595,000 of returned  recycling systems)              910,024
         Raw materials                                           126,719
                                                            ------------
                                                            $  1,290,908
                                                            ============

     The returned recycling systems are valued at the their original manufactured cost. This equipment was returned as the result of settlements reached with certain customers (see Notes 8 and 12).

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at October 31, 1996 consists of the following:

         Land, building and improvements                    $  5,800,000
         Machinery and equipment                                 497,196
         Furniture and fixtures                                    2,804
                                                            ------------
                                                               6,300,000
         Less:  Accumulated depreciation
                     and amortization                            297,787
                                                            ------------
                                                            $  6,002,213
                                                            ============

     Depreciation and amortization amounted to $238,229, $59,559 and $20,118 for 1996, 1995 and the Predecessor Period, respectively.

NOTE 5 - INTANGIBLE ASSETS

     Intangible assets at October 31, 1996 consist of the following:

         Goodwill                                           $  2,149,984
         Organization expense                                     15,706(*)
                                                            ------------
                                                               2,165,690
         Less:  Accumulated amortization                         179,098
                                                            ------------
                                                            $  1,986,592
                                                            ============

     (*) Amortized over five years on a straight-line basis.

     Amortization amounted to $145,456, $33,642 and $ -0- for 1996, 1995 and the Predecessor Period, respectively.

                   LUNDELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           YEAR ENDED OCTOBER 31, 1996
           AND NOVEMBER 29, 1994 (INCEPTION DATE) TO NOVEMBER 4, 1995

NOTE 6 - ADVANCES ON CONTRACT - RELATED PARTY

     In January 1996, the Company entered into an agreement to sell four of its recycling systems for approximately $7 million to a Thai entity located in Nakornpathom, Thailand. The project was in its initial stages at October 31, 1996 and no income or expenses have been recognized or recorded for the fiscal year ended October 31, 1996. The sales price is to be paid by the issuance of irrevocable letters of credit to the Company through a Thai bank. In September 1996, the Company received an initial deposit of $519,435 on this contract. As of April 1, 1997, the Company has received additional progress payments on this contract of approximately $1,900,000 since October 31, 1996.

     On August 23, 1996, the Company agreed to issue a credit against the total contract price to the Thai entity in the amount of $1,600,000 and the Company also agreed to acquire a one-third interest in this Thai entity when certain conditions are met. The Company has guaranteed $1,920,000 of certain bank borrowings of this foreign entity. The Thai entity will issue shares to the Company when the recycling systems are completely delivered to Thailand and the credit is issued. The Thai entity had minimal financial activity during the year ended October 31, 1996.

NOTE 7 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities at October 31, 1996 consists of the following:

         Settlement payable (Note 12)                        $200,000
         Accrued payroll                                      106,728
         Accrued payroll taxes                                 58,842
         Accrued property taxes                                19,900
         Accrued warranty expense                               5,000
         Other                                                 19,478
                                                             --------
                                                             $409,948
                                                             ========

                   LUNDELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           YEAR ENDED OCTOBER 31, 1996
           AND NOVEMBER 29, 1994 (INCEPTION DATE) TO NOVEMBER 4, 1995

NOTE 8 - LONG-TERM DEBT

     Long-term debt at October 31, 1996 consists of the following:

         Note payable to customer bearing interest
           at prime adjusted on a quarterly basis and
           payable in monthly installments of
           principal and interest of $8,085                  $475,682

         Less:  Current portion                                61,000
                                                             --------
                                                             $414,682
                                                             ========

     The note was issued as a result of an agreement in connection with the return of recycling equipment purchased by the customer. This equipment (currently in inventory) is valued at approximately $300,000. The note is guaranteed by certain of the Company's stockholders.

     During the fiscal year ended October 31, 1996, the Company repaid $492,500 owed under its bank line of credit.

     Scheduled maturities of long-term debt outstanding under the current rate of interest are as follows:

                YEAR ENDING OCTOBER 31,
                -----------------------
                         1997                                $ 61,000
                         1998                                  65,000
                         1999                                  71,000
                         2000                                  77,000
                         2001                                  84,000
                      Thereafter                              117.682
                                                             --------
                                                             $475,682
                                                             ========

     Interest expense amounted to $60,814, $26,090 and $105,893 for 1996, 1995 and the Predecessor Period, respectively.

                   LUNDELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           YEAR ENDED OCTOBER 31, 1996
           AND NOVEMBER 29, 1994 (INCEPTION DATE) TO NOVEMBER 4, 1995

NOTE 9 - NOTES PAYABLE - RELATED PARTIES

     Notes payable - related parties at October 31, 1996 consist of five notes which were issued on October 31, 1996 and are due on January 31, 1999 bearing interest at 7% per annum. These related party notes were previously demand obligations and were reflected as current liabilities. The notes consist of the following:

              Notes payable - stockholders                          $315,044
              Note payable - Lundell Enterprises, Inc.,
                a company owned by certain stockholders
                of the Company                                       497,059
              Note payable - Global Investment Fund, Ltd., a
                foreign stockholder of the Company                    59,426
                                                                    --------
                                                                    $871,529
                                                                    ========

     Maturities of notes payable - related parties are as follows:

              YEAR ENDING OCTOBER 31,
              -----------------------
                       1997                        $   --
                       1998                            --
                       1999                         871,529
                                                   --------
                                                   $871,529
                                                   ========

     Interest expense incurred (earned) on the debt due to/from related parties amounted to $55,510, $(3,002) and $(6,470) for 1996, 1995, and the
     Predecessor Period, respectively. Accrued interest payable to related parties at October 31, 1996 was $74,995.

NOTE 10 - BUSINESS SEGMENT DATA

     The Company's operations are conducted through two business segments. All Company sales have been earned in the United States for 1996, 1995 and the Predecessor Period. These segments, and the primary operations of each, are as follows:

       BUSINESS SEGMENT             OPERATIONS
       ----------------             ----------

         Recycling equipment          Manufacture and distribution of waste
                                      recycling and water filtration equipment.

         Agricultural parts           Manufacture and sale of replacement parts
                                      for a line of agricultural equipment
                                      previously manufactured by the
                                      Predecessor.

                   LUNDELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           YEAR ENDED OCTOBER 31, 1996
           AND NOVEMBER 29, 1994 (INCEPTION DATE) TO NOVEMBER 4, 1995

NOTE 10 - BUSINESS SEGMENT DATA (CONTINUED)

     Net sales of each segment are as follows:

                                                                               NOVEMBER 29,          PREDECESSOR
                                                                                   1994             -------------
                                                                                (INCEPTION           NOVEMBER 6,
                                                            YEAR ENDED           DATE) TO             1994 TO
                                                            OCTOBER 31,         NOVEMBER 4,           AUGUST 3,
                                                               1996                1995                 1995
                                                        ------------------  ------------------       -----------
                                                                              (000'S OMITTED)
       Recycling equipment                                    $ 350                $  15                $528
       Agricultural parts                                       103                   38                  57
                                                              -----                -----                ----
                                                              $ 453                $  53                $585
                                                              =====                =====                ====

     Operating loss of each segment is as follows:

       Recycling equipment                                    $ (83)               $(419)               $(74)
       Agricultural parts                                        46                   20                  20
                                                              -----                -----                ----

       Operating loss of segments                               (37)                (399)                (54)
       General corporate expense                               (146)                 (33)                -
       Interest expense                                         (60)                  (7)                (40)
                                                              -----                -----                ----
                                                              $(243)               $(439)               $(94)
                                                              =====                =====                ====

     Operating loss represents net sales less applicable operating expenses. In computing operating loss, general corporate expenses and general interest expense have been excluded.

     Identifiable assets of each segment as of October 31, 1996 are as follows:

       Recycling equipment                                    $ 7,236
       Agricultural parts                                         213
                                                              -------

       Identifiable assets                                      7,449
       General corporate assets                                 2,720
                                                              -------
                                                              $10,169
                                                              =======

                   LUNDELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           YEAR ENDED OCTOBER 31, 1996
           AND NOVEMBER 29, 1994 (INCEPTION DATE) TO NOVEMBER 4, 1995

NOTE 10 - BUSINESS SEGMENT DATA (CONTINUED)

     Identifiable assets by segment are those assets that are used in the operations of each segment. General corporate assets consist principally of cash and cash equivalents, deferred income taxes, intangible assets and deposits.

     Depreciation and amortization of each segment are as follows:

                                                                               NOVEMBER 29,         PREDECESSOR
                                                                                   1994             -----------
                                                                                (INCEPTION          NOVEMBER 6,
                                                            YEAR ENDED           DATE) TO             1994 TO
                                                            OCTOBER 31,         NOVEMBER 4,          AUGUST 3,
                                                               1996                1995                1995
                                                        ------------------  ------------------      -----------
                                                                              (000'S OMITTED)
       Recycling equipment                                    $   233             $   59             $    20
       Agricultural parts                                           5                  1                --
                                                              -------             ------             -------

       Segment depreciation and amortization                      238                 60                  20
       General corporate depreciation
         and amortization                                         146                 33                --
                                                              -------             ------             -------

                                                              $   384             $   93             $    20
                                                              =======             ======             =======

                   LUNDELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           YEAR ENDED OCTOBER 31, 1996
           AND NOVEMBER 29, 1994 (INCEPTION DATE) TO NOVEMBER 4, 1995

NOTE 11 - INCOME TAXES

     All of the Company's operations are presently located in the United States. As such, loss before provision for income tax credits and provision for income tax credits are generated from domestic sources.

                                                                                     1996            1995
                                                                                  -----------    -----------
     Loss before provision for
       income tax credits                                                         $  (242,758)   $  (439,069)
                                                                                  ===========    ===========

     The components of the provision for income tax credits by taxing jurisdictions are as follows:

         Federal:
           Current                                                                $      --      $      --
           Deferred                                                                   (83,300)      (145,350)
                                                                                  -----------    -----------
                                                                                      (83,300)      (145,350)
                                                                                  -----------    -----------

         States:
           Current                                                                       -              -
           Deferred                                                                   (14,700)       (25,650)
                                                                                  -----------    -----------
                                                                                      (14,700)       (25,650)
                                                                                  -----------    -----------
                                                                                  $   (98,000)   $  (171,000)
                                                                                  ===========    ===========

     The major components of the deferred tax assets and liabilities at October 31, 1996 are as follows:

         Current:
           Inventory                                                              $       8,000
           Accrued expenses                                                             118,000
           Net operating loss carryforwards                                             200,000
                                                                                  -------------
                                                                                        326,000
                                                                                  -------------
         Non-current:
           Property, plant and equipment                                             (2,177,000)
           Net operating loss carryforwards                                             170,000
                                                                                  -------------
                                                                                     (2,007,000)
                                                                                  -------------
         Net liability                                                            $  (1,681,000)
                                                                                  =============

                   LUNDELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           YEAR ENDED OCTOBER 31, 1996
           AND NOVEMBER 29, 1994 (INCEPTION DATE) TO NOVEMBER 4, 1995

NOTE 11 - INCOME TAXES (CONTINUED)

     At October 31, 1996, no valuation allowance was provided as the deferred income tax assets were considered realizable considering estimates of future income.

     The difference between the statutory United States federal income tax rate and the effective income tax rate is as follows:

                                                        1996            1995
                                                      -------          -----

         Statutory federal income tax rate               34.0            34.0
         Current year state and local taxes
           (net of federal tax effect)                    6.0             6.0
         Net operating loss carryforwards               (40.0)          (40.0)
         Deferred income taxes                          (40.3)          (38.9)
                                                      -------           -----
                                                        (40.3)%         (38.9)%
                                                      =======           =====

     A reconciliation for the Predecessor Period was not prepared as the Predecessor was an S corporation.

     At October 31, 1996, for income tax purposes, the Company has unused net operating loss carryforwards of approximately $926,000 expiring in 2010 and 2011.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

     LITIGATION

     In fiscal 1992, a jury awarded the Predecessor a judgment of $1,058,000 for libel against American Broadcasting Companies ("ABC") for a story concerning the Predecessor which aired nationwide on ABC television. The jury award was vacated by the trial judge but was reinstated by the Eighth Circuit Court of Appeals. ABC had filed a petition for a Writ of Certiorari to the U.S. Supreme Court asking the Supreme Court to hear their appeal. On April 21, 1997, the Supreme Court rejected ABC's appeal. LMCI has not recorded a gain or the related contingent legal fees of approximately one third of the settlement plus expenses because proceeds from this lawsuit were assigned to the former stockholders of the Predecessor on February 2, 1994. Such former stockholders, who are now stockholders of the Company, have agreed to pay all of the related costs of litigation. However, $200,000 of the proceeds were assigned in settlement of a judgment (see following paragraph).

                   LUNDELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           YEAR ENDED OCTOBER 31, 1996
           AND NOVEMBER 29, 1994 (INCEPTION DATE) TO NOVEMBER 4, 1995

NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     On October 5, 1990, a judgment was entered against the Predecessor in United States District Court by a customer relative to the performance of a recycling system sold in December 1985. The judgment had stipulated that the Predecessor pay damages of approximately $690,000 plus interest accruing from the date the equipment was returned to the Predecessor in March 1990. Prior to the settlement, the principal balance was $605,000 and accrued interest totalled $244,000. On March 31, 1997, LMCI agreed to settle the lawsuit by offering this customer an assignment of $200,000 (plus simple interest at the rate of 5.49% from the date of the settlement agreement) from its ABC judgment which would fully satisfy the judgment against LMCI. For the year ended October 31, 1996, the Company has reflected this financial settlement and recognized other income from this transaction of $649,000. The equipment from this project (currently in inventory) is valued at approximately $182,000. The Company has agreed to provide for indemnification and reimbursement of the Predecessor stockholders in connection with this settlement.

     During the year ended October 31, 1996, the Company settled various lawsuits in which the Company was both plaintiff and defendant. The Company is involved in various other legal actions arising from the normal course of business. Management believes the outcome of these proceedings will not have a material effect on the financial condition of the Company.

     LEASE

     In November 1996, the Company entered into a lease for its manufacturing and office facilities in Rhode Island expiring in November 1999. Future minimum rental payments required under the lease are as follows:

                    YEAR ENDING OCTOBER 31,
                    -----------------------

                             1997                             $ 44,000
                             1998                               52,000
                             1999                               56,000
                             2000                                4,000
                                                              --------
                                                              $156,000
                                                              ========

     Rent expense amounted to $13,750 , $26,370 and $-0- for 1996, 1995 and the Predecessor Period, respectively.

                   LUNDELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           YEAR ENDED OCTOBER 31, 1996
           AND NOVEMBER 29, 1994 (INCEPTION DATE) TO NOVEMBER 4, 1995

NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     EMPLOYMENT AGREEMENTS

     On November 1, 1996, LMCI entered into new employment contracts with three of its stockholders for the three year period ending October 31, 1999. The stockholders have also entered into two year non-competition agreements which commence upon the termination of their employment with the Company. The aggregate compensation under these employment contracts are as follows:

                    YEAR ENDED OCTOBER 31,
                    ----------------------

                             1997                    $240,000
                             1998                     300,000
                             1999                     360,000

     The previous employment agreements dated August 3, 1995 have been waived and as of October 31, 1996, no monies were due pursuant to these agreements.

     The Company also has oral agreements with three other stockholders for the period November 1, 1996 to October 31, 1999 under which they receive the same aggregate compensation as the above-mentioned stockholders.

NOTE 13 - RELATED PARTY TRANSACTIONS

     The Company's outside corporate counsel is a stockholder of the Company. The Company incurred legal fees of approximately $80,295, $126,705 and $-0-for 1996, 1995 and the Predecessor Period, respectively. At October 31, 1996, the Company owed $175,900 to the outside corporate counsel.

                   LUNDELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           YEAR ENDED OCTOBER 31, 1996
           AND NOVEMBER 29, 1994 (INCEPTION DATE) TO NOVEMBER 4, 1995

NOTE 14 - RESTATEMENT OF FINANCIAL INFORMATION

     The accompanying financial statements for the period November 29, 1994 (inception date) to November 4, 1995 have been restated for material adjustments to intangible assets, deferred income taxes and paid-in capital. The Company had previously recorded an intangible asset in the amount of $771,000, and has now determined that the asset should not have been recorded. In addition, the Company erroneously recorded $1,950,000 of intangible assets as a reduction of paid-in capital. The Company did not include in its calculation of deferred income tax liabilities, the settlement payable of $605,000 and accrued interest of $244,000. The change in the consolidated statement of operations for the period November 29, 1994 (inception date) to November 4, 1995 is as follows:

              Net loss - as previously reported                $(249,279)
                                                               ---------

              Adjustment of:
                 Depreciation and amortization                   (24,790)
                 Provision for income tax credits                  6,000
                                                               ---------
                                                                 (18,790)
                                                               ---------
              Net loss - as restated                           $(268,069)
                                                               =========

     Loss per common share remained at $(.05).

     The change in the consolidated statement of stockholders' equity for the period November 29, 1994 (inception date) to November 4, 1995 is as follows:

                                               AS REPORTED         AS RESTATED
                                               -----------         -----------
              Common stock                      $    5,000          $    5,000
              Additional paid-in capital         3,345,045           5,167,265
              Accumulated deficit                 (249,279)           (268,069)
                                                ----------          ----------

              Balance at November 4, 1995       $3,100,766          $4,904,196
                                                ==========          ==========

                   LUNDELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           YEAR ENDED OCTOBER 31, 1996
           AND NOVEMBER 29, 1994 (INCEPTION DATE) TO NOVEMBER 4, 1995

NOTE 15 - PRIOR PERIOD ADJUSTMENT

     The accompanying financial statements for the Predecessor Period have been restated to correct an error made in prior years. The Predecessor did not accrue interest on a judgment (see Note 12) from October 5, 1990 through November 5, 1994. Such accrued interest amounted to $200,000. The accumulated deficit of the Predecessor as at November 6, 1994 has been adjusted for the effect of the restatement on prior years.

NOTE 16 - STOCKHOLDERS' EQUITY

     During 1996, the Company issued $477,000 of convertible subordinated debentures. These debentures automatically converted into 159,000 shares of common stock upon the merger between the Company and Western Gold Mining, Inc. (see Note 2) at the conversion price of $3 per share. In addition, the Company issued 6,500 shares to a corporation for services rendered in connection with the issuance of the debentures. The transaction was valued at $3 per share and credited against additional paid-in capital.

NOTE 17 - FAIR VALUE OF  FINANCIAL INSTRUMENTS

     The amounts at which cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities are presented in the balance sheet approximate their fair value due to their short maturities. The following table presents the carrying amount and fair value at October 31, 1996 for long-term debt:

                                                     CARRYING         FAIR
                                                      AMOUNT          VALUE
                                                     ---------       --------
                Notes payable - related parties       $872,000       $817,000
                Long-term debt                         476,000        338,000

     The fair value of notes payable - related parties and long-term debt has been determined based on discounted cash flow using a market rate of interest at the balance sheet date as applicable to comparable debt.

                   LUNDELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           YEAR ENDED OCTOBER 31, 1996
           AND NOVEMBER 29, 1994 (INCEPTION DATE) TO NOVEMBER 4, 1995

NOTE 18 - PRO FORMA INFORMATION

     Pro forma net loss has been presented to show results of operations assuming the Predecessor filed its income tax returns as a C corporation.

NOTE 19 - SUBSEQUENT EVENTS

     On December 16, 1996, the Company purchased a building in Manhasset, New York for $417,500 in cash. The seller is permitted to rent approximately one-half the building through August 31, 1997 for the following:

                                                              MONTHLY RENT
                                                              ------------

                December 1996 through June 1997                 $ 2,500
                July 1997                                         5,000
                August 1997                                      10,000

                   LUNDELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                COLUMN A                         COLUMN B            COLUMN C            COLUMN D        COLUMN E
----------------------------------------    ------------------  ------------------  -----------------   ------------
                                                BALANCE AT          ADDITIONS                            BALANCE
                                                 BEGINNING          CHARGED TO                            END OF
                                                  OF YEAR           OPERATIONS         DEDUCTIONS          YEAR
                                            ------------------  ------------------  ------------------  --------------
               DESCRIPTION
               -----------
Allowance for doubtful accounts
   Year ended October 31, 1996                   $ 5,000             $   -              $    -             $ 5,000

   November 29, 1994 (Inception
     Date) to November 4, 1995                     5,000                 -                   -               5,000

   Predecessor - November 6, 1994
     to August 3, 1995                             5,000                 -                   -               5,000