Form 10QSB
period 1997-01-31
LUNDELL TECHNOLOGIES INC
filed 1997-06-11
CIK 106105

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

   (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997

   ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO ______

                          COMMISSION FILE NUMBER 1-6496



                           LUNDELL TECHNOLOGIES, INC.
================================================================================
        (Exact name of small business issuer as specified in its charter)


            WASHINGTON                                           91-0413022
    -------------------------------                           ------------------
    (State or other jurisdiction of                            (I.R.S Employer
     incorporation or organization)                           identification No)

   45 Orchard St., Manhasset, New York                              11003
------------------------------------------                    ------------------
 (Address of principal executive offices)                        (Zip code)

Issuer's telephone number: (516) 869-7960

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

     The number of shares outstanding of the issuers common stock, par value $.001 per share, at January 31, 1997 was 5,165,500 shares.

                   LUNDELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    January 31, 1997   October 31, 1996
                                                    ----------------   ----------------
                      ASSETS                         (Unaudited)
CURRENT ASSETS:
   Cash                                              $   588,265         $   360,802
   Accounts receivable, trade                            491,732              47,173
   Inventories                                         1,458,882           1,290,908
   Deferred income taxes                                 326,000             326,000
   Prepaid expenses and other current assets             122,779             109,449
                                                     -----------         -----------
      Total current assets                             2,987,658           2,134,332
                                                     -----------         -----------

PROPERTY, PLANT AND EQUIPMENT, NET                     6,209,623           6,002,213
                                                     -----------         -----------
OTHER ASSETS:
   Intangible asset, net                               1,952,880           1,986,592
   Deposit on building                                      --                46,150
   Other Assets                                            4,200
                                                     -----------         -----------
                                                       1,957,080           2,032,742
                                                     -----------         -----------
                                                     $11,154,361         $10,169,287
                                                     ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES:
   Accounts payable--trade                           $   409,895         $   173,121
   Accrued expenses--related parties                      30,185             250,985
   Advances on contract--related parties               1,671,298             519,435
   Advances on contracts                                    --               225,149
Current maturities of long-term debt                      61,000              61,000
   Accrued expenses and other current liabilities        388,328             409,948
                                                     -----------         -----------
      Total current liabilities                        2,560,706           1,639,638
                                                     -----------         -----------
LONG TERM LIABILITES:
   Long-term debt                                        405,682             414,682
   Notes payable--related parties                        895,288             871,529
   Deferred income taxes                               2,007,000           2,007,000
                                                      ----------           ---------
                                                       3,307,970           3,293,211
                                                     -----------         -----------
STOCKHOLDERS' EQUITY:
   Common stock, $0.001 par value; 20,000,000
      shares authorized; 5,165,500 shares issued           5,165               5,165
   Additional paid-in capital                          5,644,100           5,644,100
   Accumulated deficit                                  (363,580)           (412,827)
                                                     -----------         -----------
      Total stockholders' equity                       5,285,685           5,236,438
                                                     -----------         -----------
                                                     $11,154,361         $10,169,287
                                                     ===========         ===========

                   LUNDELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Three months ended
                                                 ----------------------------------
                                                 January 31, 1997  January 31, 1996
                                                 ----------------  ----------------
                                                  (Unaudited)       (Unaudited)

NET SALES                                         $ 1,351,545       $    41,199

COST OF SALES                                         464,639            44,553
                                                  -----------       -----------

GROSS PROFIT                                          886,906            (3,354)
                                                  -----------       -----------
OPERATING EXPENSES (INCOME)
         Selling                                      187,363            62,368
         General and administrative                   357,654           127,570
         Depreciation and amortization                275,603            93,552
         Interest expense                              22,751            35,948
         Interest income                               (5,711)           (4,102)
                                                  -----------       -----------

                                                      837,660          (315,336)
                                                  -----------       -----------
NET INCOME BEFORE PROVISION
   (BENEFIT) FOR INCOME TAXES
   AND EXTRAORDINARY ITEM                              49,246          (318,690)

PROVISION (BENEFIT) FOR INCOME TAXES                   10,000          (126,000)
                                                  -----------       -----------

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                                   39,246          (192,690)

EXTRAORDINARY ITEM, TAX
  BENEFIT FROM NET OPERATING
  LOSS CARRYFORWARD                                    10,000
                                                  -----------       -----------

NET INCOME (LOSS)                                 $    49,246       $  (318,690)
                                                  ===========       ===========

NET INCOME (LOSS) PER COMMON SHARE                $        .01      $     (0.04)
                                                  ===========       ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                         5,165,500         5,000,000
                                                  ===========       ===========

                   LUNDELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                              Three months ended
                                                               January 31, 1997
                                                              ------------------
                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $ 49,246
  Adjustments to reconcile net income
  to net cash provided by operating activities:                         --
    Depreciation and amortization                                    275,603
    Changes in assets and liabilities:
      Accounts receivable                                           (444,559)
      Inventories                                                   (167,974)
      Prepaid expenses and other current assets                      (13,330)
      Accounts payable and accrued expenses                           15,975
      Accrued compensation and withholdings                          (21,620)
      Advances on contracts                                          926,714
                                                                    --------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                                         620,055
                                                                    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of fixed assets                                   (403,151)
      Other                                                           (4,200)
                                                                    --------
NET CASH USED IN INVESTING ACTIVITIES                               (407,351)
                                                                    --------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net proceeds from related parties                               23,759
      Payment of long term debt                                       (9,000)
                                                                    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             14,759
                                                                    --------
NET CHANGE IN CASH                                                   227,463

CASH-BEGINNING                                                       360,802
                                                                    --------
CASH-ENDING                                                         $588,265
                                                                    ========

                   LUNDELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1997
                                   (UNAUDITED)

NOTE A. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 1997 are not necessarily indicative of results that may be expected for the year ending October 31, 1997. For further information, refer to the consolidated financial statements and footnotes, thereto included in the Company's annual report on Form 10-KSB for the year ended October 31, 1996.

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

IN REVIEWING MANAGEMENT'S DISCUSSION AND ANALYSIS, REFERENCE SHOULD BE MADE TO THE FINANCIAL STATEMENT AND NOTES THERETO INCLUDED IN THE ANNUAL REPORT ON FORM 10-KSB AND THE FINANCIAL STATEMENTS AND NOTES THERETO ON THIS FORM 10-QSB.

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

     Lundell Aquametrics, Inc. designs, markets and installs water recycling systems and components for a variety of industrial applications.

     In January 1996, the Company entered into an agreement to sell four of its recycling systems for approximately $7 million to Tung Bua Ltd., a Thailand corporation. The sale price is to be paid through the issuance of irrevocable letters of credit to the Company through a Thailand bank. In September 1996, the Company received an initial deposit of $519,435. As of April 1, 1997, the Company has received additional progress payments of approximately $1,900,000. On August 23, 1996 the Company agreed to issue a credit to Tung Bua Ltd. in the amount of $1,600,000 and the Company will acquire a one-third interest in Tung Bua Ltd. when certain conditions are met. The Company has guaranteed $1,920,000, representing one-third of certain bank borrowings of Tung Bua Ltd.

ANALYSIS OF FINANCIAL RESULTS FOR THE THREE MONTHS ENDED JANUARY 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 1996

Net sales increased approximately $1,300,000 which is an increase in excess of three thousand percent. This increase is attributable to an increase in the sale of recycling and related equipment, initial revenues on certain substantial contracts being recognized pursuant to the percentage of completion during the three months being reported, and revenues from the sales of the water recycling systems and components which did not exist in the comparable quarter.

Cost of sales have increased as a result of the expenses required to fulfill the increase in sales as discussed previously.

Operating expenses have increased due to the costs incurred by the water recycling systems and components subsidiary, marketing and certain other one time charges relating to seeking additional sales of the Company's products and additional costs required by the dramatic increase in the current and anticipated future sales growth of the Company.

FINANCIAL CONDITION AND LIQUIDITY

     As of January 31, 1997, the Company had cash of $588,265, working capital of $426,952, and $5,285,685 of stockholders' equity. Operating activities provided cash of $620,055 for the quarter ended January 31, 1997.

     On December 16, 1996, the Company purchased a building in Manhasset, New York for $417,500 in cash. The seller is permitted to rent approximately half the building through August 31, 1997. The Company has no additional significant commitments for capital expenditures for Fiscal 1997.

     The company plans that all current and future foreign sales will be made pursuant to irrevocable letters of credit with structured payments. The rapid growth of the Company may require additional capital resources. Should the Company's cash flow from operations not be sufficient to meet all of its requirements, the company would seek additional capital through the issuance of stock in the public market, private financing and/or joint ventures.

                       LUNDELL TECHNOLOGIES AND SUBSIDIARY
                                OTHER INFORMATION

Item 1            Legal Proceedings

                  No new legal proceedings or material development has occurred in this quarter. For further information regarding pending legal proceedings, refer to the Company's annual report on Form 10-KSB for the year ended October 31, 1996

Items 2-5         Inapplicable

Item 6            Exhibits and Reports on Form 8-K

                  a.  Exhibits
                      None

                  b.  Reports on Form 8-K
                      None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lundell Technologies, Inc.
--------------------------
       (Registrant)
                                             /s/ BERNARD ARTZ
                                             -----------------------------------
                                             Bernard Artz, Authorized
                                             Officer and Chief Financial Officer

10